Form 10-Q
period 1996-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1996-05-14
CIK 842787

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                      OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                               to

                      Commission File number 33-15998-02


                         SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-B, LTD.
            (Exact name of registrant as specified in its charter)


                  TEXAS                                                                     76-0261807
(State or other jurisdiction of organization)                                   (I.R.S. Employer Identification No.)


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

Yes  X      No_____

                         SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.

                                     INDEX



PART I.    FINANCIAL INFORMATION                                          PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                     3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995        4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995        5

            Notes to Financial Statements                                  6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                   8

PART II.    OTHER INFORMATION                                              9


SIGNATURES                                                                10

                         SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1988-B, LTD.
                                BALANCE SHEETS


                                                                                            MARCH 31,          DECEMBER 31,
                                                                                              1996                 1995
                                                                                           ----------           ----------
                                                                                                   (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,212       $        1,206
              Nonoperating interests income receivable                                         39,932               27,428
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        41,144               28,634
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,367,767            3,363,418
         Less-Accumulated amortization                                                     (2,761,287)          (2,737,654)
                                                                                       ---------------     ----------------
                                                                                              606,480              625,764
                                                                                       ---------------     ----------------
                                                                                       $      647,624       $      654,398
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $      142,366       $      141,306
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    505,258              513,092
                                                                                       ---------------     ----------------
                                                                                       $      647,624       $      654,398
                                                                                       ===============     ================





                See accompanying notes to financial statements.

                         SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1988-B, LTD.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                       1996               1995
                                                                                   -----------        -----------
         REVENUES:
             Income from nonoperating interests                                  $        41,162   $        37,298
             Interest income                                                                   6                 5
                                                                                 ---------------   ---------------
                                                                                          41,168            37,303
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 23,633            70,703
             General and administrative                                                    9,032             7,461
                                                                                 ---------------   ---------------
                                                                                          32,665            78,164
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         8,503   $       (40,861)
                                                                                 ===============   ===============



         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $           .23
                                                 ============
         MARCH 31, 1995                       $         (1.13)
                                                 ============






                See accompanying note to financial statements.

                         SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1988-B, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                     --------------------------------
                                                                                              1996              1995
                                                                                    -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $          8,503        $       (40,861)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        23,633                 70,703
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (12,504)                (6,332)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                 (1,170)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        19,632                 22,340
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
          in oil and gas properties                                                       (4,349)               (10,386)
        Proceeds from sale of nonoperating interests
          in oil and gas properties                                                           --                  9,925
        Payable related to property capital costs                                          1,060                  1,833
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        (3,289)                 1,372
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (16,337)               (23,707)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                      5
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,206                  1,140
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,212        $         1,145
                                                                                 ===============         ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          2,304        $            --
                                                                                 ===============         ==============






                See accompanying notes to financial statements.

                         SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)  RELATED-PARTY TRANSACTIONS -

                  An affiliate of the Special General Partner, as Dealer Manager, received $88,279 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $90,779 was paid to Swift for services performed for the Partnership.

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-C, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of nonoperating interests in producing oil and gas properties, expending all of the limited partners' net commitments available for acquisitions.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 10 percent in the current quarter of 1996 when compared to the first quarter in 1995. Oil and gas sales increased $1,516 or 2 percent in the first quarter of 1996 when compared to the same period in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 28 percent or $.41/MCF and in oil prices of 9 percent or $1.30/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 22 percent when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 19 percent or $5,460.

      The Partnership recorded an additional provision in amortization in the first quarter of 1995 for $41,610 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                                                       SWIFT ENERGY MANAGED PENSION
                                                                       ASSETS PARTNERSHIP 1988-B, LTD..
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner


Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer



               EXHIBIT  INDEX



    27  --  Financial Data Schedule