Form 10-Q
period 1996-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1996-08-13
CIK 842787

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to___________

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

                                 (713) 874-2700
              (Registrant's telephone number, including area code)

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

Yes  X      No
    ----      ----

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                              PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                           3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                5

            Notes to Financial Statements                                                       6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                        8

PART II.    OTHER INFORMATION                                                                   10


SIGNATURES                                                                                      11

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS



                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,228      $        1,206
     Nonoperating interests income receivable                                      23,598              27,428
                                                                          ---------------      --------------
          Total Current Assets                                                     24,826              28,634
                                                                          ---------------      --------------
Nonoperating interests in oil and gas
     properties, using full cost accounting                                     3,316,734           3,363,418
Less-Accumulated amortization                                                  (2,777,489)         (2,737,654)
                                                                          ---------------      --------------
                                                                                  539,245             625,764
                                                                          ---------------      --------------
                                                                          $       564,071      $      654,398
                                                                          ===============      ==============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs                            $        73,327      $      141,306
                                                                          ---------------      --------------

Partners' Capital                                                                 490,744             513,092
                                                                          ---------------      --------------
                                                                          $       564,071      $      654,398
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                 1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Income from nonoperating interests       $       30,919   $       26,299   $       72,081   $       63,597
   Interest income                                      16                16              21               21
                                            --------------   --------------   --------------   --------------
                                                    30,935           26,315           72,102           63,618
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Amortization                                     16,202           35,118           39,835          105,821
   General and administrative                        9,937             5,480          18,968           12,941
                                            --------------   --------------   --------------   --------------
                                                    26,139           40,598           58,803          118,762
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $        4,796   $      (14,283)  $       13,299   $      (55,144)
                                            ==============   ==============   ==============   ==============



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .13   $         (.39)  $          .37   $        (1.52)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $       13,299         $       (55,144)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                   39,835                 105,821
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable               3,830                   1,856
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        --                  (1,500)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                            56,964                  51,033
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                    (5,612)                (15,488)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                      52,296                  10,853
    Payable related to property capital costs                                       (67,979)                   (318)
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           (21,295)                 (4,953)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (35,647)                (46,058)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     22                      22
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,206                   1,140
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,228         $         1,162
                                                                             ==============         ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $        4,014         $         3,129
                                                                             ==============         ===============





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

         USE OF ESTIMATES --

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

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 The Partnership computes the provision for amortization of oil and gas properties on the units-of- production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 18 percent in the current quarter of 1996 when compared to the second quarter in 1995. Oil and gas sales declined $683 or a slight 1 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil prices. A decline of 41 percent in gas production and 24 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 70 percent or $1.00/MCF and 21 percent or $3.15/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 31 percent or $7,187.

      The Partnership recorded an additional provision in amortization in the second quarter of 1995 for $11,729 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 13 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $833 or 1 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 44 percent or $.63/MCF and in oil prices of 14 percent or $2.13/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 30 percent and 14 percent, respectively, when compared to the corresponding period in 1995, offsetting the effect of increased gas and oil prices.

     Associated amortization expense decreased 24 percent or $12,647.

     The Partnership recorded an additional provision in amortization in the first six months of 1995 for $53,339 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD
                          PART II - OTHER INFORMATION




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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1988-B, LTD.
                                           (Registrant)

                                 By:       SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 9, 1996         By:       /s/ John R. Alden
          --------------                   ------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 9, 1996         By:       /s/ Alton D. Heckaman, Jr.
          --------------                   ------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- -------                           -----------
  27                 Financial Data Schedule