Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1996-11-13
CIK 842787

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                               PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                       3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                           4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                           5

            Notes to Financial Statements                                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         8

PART II.    OTHER INFORMATION                                                                                   10


SIGNATURES                                                                                                      11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,        December 31,
                                                                                             1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,242       $        1,206
              Nonoperating interests income receivable                                         28,812               27,428
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        30,054               28,634
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,305,156            3,363,418
         Less-Accumulated amortization                                                     (2,797,880)          (2,737,654)
                                                                                       ---------------     ----------------
                                                                                              507,276              625,764
                                                                                       ---------------     ----------------
                                                                                       $      537,330       $      654,398
                                                                                       ==============      ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $       56,081       $      141,306
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    481,249              513,092
                                                                                       ---------------     ----------------
                                                                                       $      537,330       $      654,398
                                                                                       ==============      ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                       1996           1995               1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        37,453   $        29,310  $       109,534   $        92,907
   Interest income                                         15                17               36                38
                                              ---------------   ---------------  ---------------   ---------------
                                                       37,468            29,327          109,570            92,945
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        20,391            36,636           60,226           142,457
   General and administrative                           8,002            10,295           26,970            23,236
                                              ---------------   ---------------  ---------------   ---------------
                                                       28,393            46,931           87,196           165,693
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         9,075   $       (17,604) $        22,374   $       (72,748)
                                              ===============   ===============  ===============   ================



Limited Partners' net income (loss)
   per unit                                   $           .25   $          (.48) $           .62   $         (2.00)
                                              ===============   ===============  ===============   ================



                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                      ----------------------------------
                                                                                          1996                  1995
                                                                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       22,374          $       (72,748)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      60,226                  142,457
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (1,384)                    (591)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   (1,075)
                                                                                --------------           --------------
               Net cash provided by (used in) operating activities                      81,216                   68,043
                                                                                --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (10,928)                 (20,622)
    Proceeds from sale of nonoperting interests
      in oil and gas properties                                                         69,190                   10,853
    Payable related to property capital costs                                          (85,225)                   9,710
                                                                                --------------           --------------
               Net cash provided by (used in) investing activities                     (26,963)                     (59)
                                                                                --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (54,217)                 (67,945)
                                                                                --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        36                       39
                                                                                --------------           --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,206                    1,140
                                                                                --------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,242          $         1,179
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        4,426          $         5,310
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 28 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $9,226 or 18 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 62 percent or $.87/MCF and in oil prices of 40 percent or $5.73/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 19 percent and 39 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the increased revenues from increased gas and oil prices.

      Associated amortization expense decreased 11 percent or $2,454.

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


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 18 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $10,059 or 6 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 49 percent or $.71/MCF and in oil prices of 21 percent or $3.09/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 27 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 20 percent or $15,101.

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


                                                SWIFT ENERGY MANAGED PENSION
                                                ASSETS PARTNERSHIP 1988-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer