Form 10-K405
period 1996-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1997-03-25
CIK 842787

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to ___________________


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
                                   Yes   X   No
                                       ----     ----
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

                       Documents Incorporated by Reference

Document                                            Incorporated as to

    Registration Statement No. 33-15998               Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.

ITEM NO.                                    PART I                                               PAGE
   1                       Business                                                               I-1
   2                       Properties                                                             I-5
   3                       Legal Proceedings                                                      I-8
   4                       Submission of Matters to a Vote of
                             Security Holders                                                     I-8


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


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                            IV-1


                                            OTHER

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1996 the Operating Partnership had conveyed to the Registrant a 40% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1.  The  Grapeland  Field  is  in  Houston  County,   Texas  (Grapeland
acquisition). This field represents 24% of the value.

         2. Approximately 17% of the Partnership's value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation in this field.

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

                                                  Net Production
                                  -------------------------------------------
                                               For the Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1996              1995             1994
                                   -------           -------          -------
Net Volumes (Equivalent MCFs)      100,181           138,213          168,489

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                  $1.55             $0.91            $1.24

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's nonoperating interests in proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1996                          1995                        1994
                                    ----------------------       ---------------------       ---------------------
                                                   Natural                     Natural                     Natural
                                        Oil          Gas           Oil           Gas           Oil           Gas
                                    -------       --------       -------      --------       -------      --------
                                     (BBLS)        (MMCF)         (BBLS)       (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           15,250           568        41,469            641        48,413           790
                                    -------         -----       -------          -----       -------          ----

Proved reserves
   Balance at beginning
     of year                         43,867           678        53,925            827        88,202         1,215

   Purchase of minerals
     in place                            --            --            --             --            --            --

   Extensions, discoveries
     and other additions                 --            --            --             --            59            --

   Revisions of previous
     estimates                       (1,756)           77        (4,905)           (37)      (23,909)         (212)

   Sales of minerals in
     place                          (18,913)          (75)         (654)            --        (4,645)          (42)

   Production                        (3,175)          (81)       (4,499)          (112)       (5,782)         (134)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            20,023           599        43,867            678        53,925           827
                                    -------         -----       -------          -----       -------          ----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                         Natural                    Wells
                                                         Oil               Gas             ------------------------
Acquisition                State(s)                     (BBLS)            (MMCF)            Gross             Net
-----------                --------                     ------           -------           ------           -------
Potter                     AR, LA, MS,
                           NM, OK, TX                    7,979               214              187             3.628
Mega, Northwind            TX                            3,290                65                7             0.035
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                              203               174                6             0.224
Shell Oil Company          TX                            3,728                99               67             0.191
Union Pacific              AR, KS, NM,
                           OK, TX                        4,661                18              127             0.333
Allstate                   KS, LA, OK                      162                29              158             0.885
                                                       -------             -----             ----            ------

                                                        20,023               599              552             5.296
                                                       -------              ----             ----            ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

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

Holders

         As of December 31, 1996, there were 331 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $82,700 and $62,500, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNESHIP 1988-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993, and 1992, should be read in conjunction with the financial statements included in Item 8:

                                  1996               1995               1994              1993             1992
                           -------------      -------------      --------------    -------------     ------------
Revenues                   $     155,059      $     122,816      $      212,685    $     247,557     $     315,892
Income (Loss)              $      39,484      $     (76,909)     $      (83,830)   $      59,440     $    (267,989)
Total Assets               $     483,903      $     654,398      $      810,230    $   1,034,370     $   1,127,657
Cash Distributions         $      72,604      $      89,552      $      160,622    $     224,184     $     299,408


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

Results of Operations

         Income from nonoperating interests increased 26 percent in 1996 over 1995. Oil and gas sales increased a slight 1 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 53 percent or $78/MCF and an increase in oil prices of 26 percent or $3.97/BBL. Production volumes decreased 28 percent due to a 27 percent gas production decrease and a 29 percent oil production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Associated amortization expense decreased 23 percent in 1996 when compared to 1995.

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

         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name             Age            Swift and Other Companies
         ----             ---            -------------------------
                                    DIRECTORS

A. Earl Swift             63        President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           68        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           65        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           72        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       61        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       48        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         69        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            41        Executive Vice President, Chief
                                    Operating Officer

John R. Alden             51        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          49        Senior Vice President - Funds Management

James M. Kitterman        52        Senior Vice President - Operations

Alton D. Heckaman, Jr.    39        Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1996 and 1995        IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                    IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                    IV-6

               Notes to Financial Statements                          IV-7

       a(2)    FINANCIAL STATEMENT SCHEDULES

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1996 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1988-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-B, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-B, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1996

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                            1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,268       $        1,206
              Nonoperating interests income receivable                                          4,898               27,428
                                                                                       --------------       --------------
                   Total Current Assets                                                         6,166               28,634
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,292,201            3,363,418
         Less-Accumulated amortization                                                     (2,814,464)          (2,737,654)
                                                                                       --------------       --------------
                                                                                              477,737              625,764
                                                                                       --------------       --------------
                                                                                       $      483,903       $      654,398
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,931       $      141,306
                                                                                       --------------       --------------

         Partners' Capital                                                                    479,972              513,092
                                                                                       --------------       --------------
                                                                                       $      483,903       $      654,398
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                       1996            1995               1994
                                                                ---------------  ---------------    --------------
REVENUES:
   Income from nonoperating interests                           $       154,997  $       122,750   $       212,643
   Interest income                                                           62               66                42
                                                                ---------------  ---------------   ---------------
                                                                        155,059          122,816           212,685
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                          76,810          166,773           252,636
   General and administrative                                            38,765           32,952            43,879
                                                                ---------------  ---------------   ---------------
                                                                        115,575          199,725           296,515
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $        39,484  $       (76,909)  $       (83,830)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   Limited           General        Combining
                                                  Partners          Partners        Adjustment            Total
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1993                          $      826,664   $        19,654  $        77,687     $      924,005

Income (Loss)                                         (61,307)           13,924          (36,447)           (83,830)

Cash Distributions                                   (146,100)          (14,522)              --           (160,622)
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                                 619,257            19,056           41,240            679,553
                                               --------------   ---------------  ---------------     --------------

Income (Loss)                                         (68,575)            6,232          (14,566)           (76,909)

Cash Distributions                                    (82,700)           (6,852)              --            (89,552)
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                                 467,982            18,436           26,674            513,092
                                               --------------   ---------------  ---------------     --------------

Income (Loss)                                          35,205             8,908           (4,629)            39,484

Cash Distributions                                    (62,500)          (10,104)              --            (72,604)
                                               --------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                          $      440,687   $        17,240  $        22,045     $      479,972
                                               ==============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                    $         (1.69)
                                              ===============
      1995                                    $         (1.89)
                                              ===============
      1996                                    $           .97
                                              ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996             1995              1994
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $        39,484   $       (76,909) $       (83,830)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        76,810           166,773          252,636
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   22,530             3,301           20,868
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --            (3,657)            (540)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    138,824            89,508          189,134
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                                 (11,701)          (27,984)         (69,828)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                           82,918            13,808           20,506
    Increase (decrease) in payable related to excess costs                              (137,375)           14,286           20,852
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (66,158)              110          (28,470)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (72,604)          (89,552)        (160,622)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          62                66               42
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,206             1,140            1,098
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,268   $         1,206  $         1,140
                                                                                 ===============   ===============  ===============


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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

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

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective October 18, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Income Partners 1988-C, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1996, 1995 and 1994, the Partnership acquired nonoperating interests in producing oil and gas properties for $11,701, $27,984 and $69,829, respectively.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $67,130 and $132,256, respectively. No such write downs were required in 1996. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 and 1994 resulting in valuation allowances of $58,215 and $104,530, respectively. These amounts are included in the income
(loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $88,279 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $90,779 was paid to Swift in 1988 for services performed for the Partnership. During 1996, 1995 and 1994, the Partnership paid Swift $23,014, $17,916 and $27,216, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $143,472, $53,916 and $109,445, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

           SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD

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


                                              SWIFT ENERGY MANAGED PENSION
                                              ASSETS PARTNERSHIP 1988-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              President

Date:      March 17, 1997            By:      s/b John R. Alden
           --------------                     ----------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 17, 1997            By:      s/b Alton D. Heckaman, Jr.
           --------------                     ----------------------------------
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

                                              SWIFT ENERGY MANAGED PENSION
                                              ASSETS PARTNERSHIP 1988-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 17, 1997            By:      s/b Virgil N. Swift
           --------------                     ----------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.



Date:      March 17, 1997            By:      s/b G. Robert Evans
           --------------                     ----------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 17, 1997            By:      s/b Raymond O. Loen
           --------------                     ----------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 17, 1997            By:      s/b Henry C. Montgomery
           ---------------                    ----------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 17, 1997            By:      s/b Clyde W. Smith, Jr.
           --------------                     ----------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 17, 1997            By:      s/b Harold J. Withrow
           --------------                     ----------------------------------
                                              Harold J. Withrow
                                              Director