Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1997-08-12
CIK 842787

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         8

PART II.    OTHER INFORMATION                                                                   10


SIGNATURES                                                                                      11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,290       $        1,268
              Nonoperating interests income receivable                                         13,931                4,898
                                                                                       --------------       --------------
                   Total Current Assets                                                        15,221                6,166
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,290,154            3,292,201
         Less-Accumulated amortization                                                     (2,846,501)          (2,814,464)
                                                                                       --------------       --------------
                                                                                              443,653              477,737
                                                                                       --------------       --------------
                                                                                       $      458,874       $      483,903
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,499       $        3,931
                                                                                       --------------       --------------

         Partners' Capital                                                                    456,375              479,972
                                                                                       --------------       --------------
                                                                                       $      458,874       $      483,903
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                               June 30,
                                              ---------------------------------  --------------------------------
                                                    1997              1996             1997               1996
                                              ---------------   ---------------  ---------------   --------------
REVENUES:
   Income from nonoperating interests         $        21,748   $        30,919  $        78,010   $        72,081
   Interest income                                         16                16               21                21
                                              ---------------   ---------------  ---------------   ---------------
                                                       21,764            30,935           78,031            72,102
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        13,559            16,202           32,037            39,835
   General and administrative                           7,497             9,937           16,026            18,968
                                              ---------------   ---------------  ---------------   ---------------
                                                       21,056            26,139           48,063            58,803
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $           708   $         4,796  $        29,968   $        13,299
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .02   $           .13  $           .83   $           .37
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       29,968          $        13,299
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      32,037                   39,835
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (9,033)                   3,830
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               52,972                   56,964
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (1,088)                  (5,612)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                          3,135                   52,296
    Increase (decrease) in payable related to excess costs                              (1,432)                 (67,979)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                                  615                  (21,295)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (53,565)                 (35,647)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        22                       22
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,268                    1,206
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,290          $         1,228
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         4,014
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 30 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $21,556 or 39 percent in the current quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 30 percent or $.72/MCF and in oil prices of 8 percent or $1.40/BBL had a significant impact on partnership performance. Also, current quarter oil production declined 57 percent when compared to second quarter 1996 production volumes, further contributing to decreased revenues.

      Associated amortization expense decreased 16 percent or $2,643.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 8 percent in the current period when compared to the corresponding period in 1996. However, oil and gas sales decreased $16,537 or 14 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 57 percent in oil production and 11 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 15 percent or $.31/MCF partially offset the production declines.

      Associated amortization expense decreased 20 percent or $7,798.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-B, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer