Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1997-11-12
CIK 842787

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                     3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996         4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                         5

      Notes to Financial Statements                                                      6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       9

PART II.    OTHER INFORMATION                                                           11


SIGNATURES                                                                              12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                       ---------------     ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,307       $        1,268
              Nonoperating interests income receivable                                         16,402                4,898
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        17,709                6,166
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,291,476            3,292,201
         Less-Accumulated amortization                                                     (2,860,250)          (2,814,464)
                                                                                       ---------------     ----------------
                                                                                              431,226              477,737
                                                                                       ---------------     ----------------
                                                                                       $      448,935       $      483,903
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,608       $        3,931
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    446,327              479,972
                                                                                       ---------------     ----------------
                                                                                       $      448,935       $      483,903
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              --------------------------------- ----------------------------------
                                                    1997             1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        32,305   $        37,453  $       110,316   $       109,534
   Interest income                                         17                15               38                36
                                              ---------------   ---------------  ---------------   ---------------
                                                       32,322            37,468          110,354           109,570
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        13,749            20,391           45,786            60,226
   General and administrative                           7,823             8,002           23,850            26,970
                                              ---------------   ---------------  ---------------   ---------------
                                                       21,572            28,393           69,636            87,196
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        10,750   $         9,075  $        40,718   $        22,374
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .30   $           .25  $          1.12   $           .62
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       40,718          $        22,374
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      45,786                   60,226
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (11,504)                  (1,384)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      75,000                   81,216
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (2,410)                 (10,928)
    Proceeds from sale of nonoperting interests
      in oil and gas properties                                                          3,135                   69,190
    Increase (decrease) in payable related to excess costs                              (1,323)                 (85,225)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                        (598)                 (26,963)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (74,363)                 (54,217)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        39                       36
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,268                    1,206
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,307          $         1,242
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         4,426
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 14 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $17,993 or 29 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 23 percent in gas production and 64 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 10 percent or $2.06/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 33 percent or $6,642.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased a slight 1 percent in the current period of 1997 when compared to the corresponding period in 1996. However, oil and gas sales decreased $34,531 or 19 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 58 percent in oil production and 15 percent in hsd production were major contributing factors to the increased revenues for the period. Increased gas prices of 9 percent or $.18/MCF partially offset the production declines.

      Associated amortization expense declined 24 percent or $14,440.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1988-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer