Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1998-03-25
CIK 842787

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


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


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                           Incorporated as to

    Registration Statement No. 33-15998              Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 40% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1.  The  Grapeland  Field  is  in  Houston  County,   Texas  (Grapeland
acquisition). This field represents 32% of the Partnership's value.

         2. Approximately 18% of the Partnership's value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation in this field.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                                Net Production
                                       -------------------------------
                                             For the Years Ended
                                                 December 31,
                                       -------------------------------
                                        1997        1996        1995
                                       -------     -------     -------
Net Volumes (Equivalent MCFs)          76,296      100,181     138,213

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $1.87       $1.55       $0.91

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------
                                            1997                      1996                      1995
                                    -------------------       -------------------       ------------------
                                                Natural                   Natural                  Natural
                                      Oil         Gas          Oil          Gas           Oil        Gas
                                    -------     -------       ------     --------       ------     -------
                                     (BBLS)      (MMCF)       (BBLS)      (MMCF)        (BBLS)      (MMCF)
Proved developed
   reserves at end of year           11,009         532       15,250          568       41,469         641
                                     ------         ---      -------          ---       ------        ----

Proved reserves
   Balance at beginning
     of year                         20,023         599       43,867          678       53,925         827

   Extensions, discoveries
     and other additions                 --          --           --           --           --          --

   Revisions of previous
     estimates                          218          36       (1,756)          77       (4,905)        (37)

   Sales of minerals in
     place                           (6,340)        (15)     (18,913)         (75)        (654)         --

   Production                        (1,414)        (68)      (3,175)         (81)      (4,499)       (112)
                                    -------         ---      -------          ---       ------        ----

   Balance at end of year            12,487         552       20,023          599       43,867         678
                                     ------         ---      -------          ---       ------        ----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                   Reserves
                                               December 31, 1997
                                             ---------------------

                                                           Natural                Wells
                                                  Oil        Gas           ------------------
Acquisition                State(s)             (BBLS)     (MMCF)           Gross        Net
-----------                ---------            ------     -------          -----       -----
Potter                     AR, LA, MS,
                           NM, OK, TX            1,352         175            187       3.628
Mega, Northwind            TX                    3,295          59              7       0.035
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                      218         199              6       0.224
Shell Oil Company          TX                    3,311          84             67       0.191
Union Pacific              AR, KS, NM,
                           OK, TX                4,263          19            127       0.333
Allstate                   KS, LA, OK               48          16            158       0.885
                                                ------         ---            ---       -----

                                                12,487         552            552       5.296
                                                ------         ---            ---       -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 331 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $62,500 and $86,300, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994, and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     148,995      $     155,059      $      122,816    $     212,685     $     247,557
Income (Loss)              $      54,118      $      39,484      $      (76,909)   $     (83,830)    $      59,440
Total Assets               $     439,044      $     483,903      $      654,398    $     810,230     $   1,034,370
Cash Distributions         $      99,512      $      72,604      $       89,552    $     160,622     $     224,184
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
 Income (Loss) Per Unit    $        1.37      $         .97      $        (1.89)   $       (1.69)    $        1.42
Limited Partners' Cash
 Distributions Per Unit    $        2.38      $        1.72      $         2.28    $        4.02     $        5.55


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $89,222, $1,449 and $103,794 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $14,300, $82,918 and $13,808 in 1997, 1996 and 1995, respectively. The
Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $3,942, $11,701 and $27,984, respectively. Cash distributions to partners totaled $99,512, $72,604 and $89,552 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 4 percent in 1997 over 1996. Oil and gas sales decreased 18 percent in 1997 vs. 1996. Production volumes decreased 24 percent due to a 16 percent gas production decrease and a 55 percent oil production decline. The decrease in production, due to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties also had an impact on partnership performance. An increase in the 1997 gas prices of 11 percent or $.25/MCF partially offset the production declines.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 25 percent in 1997 when compared to 1996, primarily due to the 24 percent production volume decrease. No additional provision for amortization was recorded in 1997 or 1996.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


         Income from nonoperating interests increased 26 percent in 1996 over 1995. Oil and gas sales increased 5 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 53 percent or $.78/MCF and an increase in oil prices of 26 percent or $3.97/BBL. Production volumes decreased 28 percent due to a 27 percent gas production decrease and a 29 percent oil production decline. The partnership's sale of several low value properties had an impact on partnership performance.The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 decreased 54 percent or $89,963 when compared to 1995. Normal amortization expense decreased 23 percent or $22,833 in 1996 when compared to 1995, relating to the 28 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1995 of $67,130, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                            Position(s) with
         Name             Age           Swift and Other Companies
         ----             ---           -------------------------
                                   DIRECTORS

A. Earl Swift             64       Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift           69       Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans           66       Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen           73       Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery       62       Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49       Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow         70       Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift            42       President, Chief Operating Officer

John R. Alden             52       Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent          50       Senior Vice President - Funds Management

James M. Kitterman        53       Senior Vice President - Operations

Joe A. D'Amico            49       Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.    40       Vice President - Finance and
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 2,008 Limited Partnership Units, which is 5.53 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnerships interest in the Partnership.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.

                                     PART IV

Item 14. Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                      PAGE NO.
                                                                         -------
               Report of Independent Public Accountants                    IV-2

               Balance Sheets as of December 31, 1997 and 1996             IV-3

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                         IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                         IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                         IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Swift Energy Managed Pension Assets Partnership 1988-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                            1997                  1996
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,336       $        1,268
              Nonoperating interests income receivable                                         27,957                4,898
                                                                                       --------------       --------------
                   Total Current Assets                                                        29,293                6,166
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,281,843            3,292,201
         Less-Accumulated amortization                                                     (2,872,092)          (2,814,464)
                                                                                       --------------       --------------
                                                                                              409,751              477,737
                                                                                       --------------       --------------
                                                                                       $      439,044       $      483,903
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,466       $        3,931
                                                                                       --------------       --------------

         Limited Partners' Capital (36,311.45 Limited Partnership Units;
                                    $100 per unit)                                            422,036              462,732
         General Partners' Capital                                                             12,542               17,240
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    434,578              479,972
                                                                                       --------------       --------------
                                                                                       $      439,044       $      483,903
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                       1997            1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       148,927  $       154,997   $       122,750
   Interest income                                                           68               62                66
                                                                ---------------  ---------------   ---------------
                                                                        148,995          155,059           122,816
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                                57,628           76,810            99,643
         Additional provision                                                --               --            67,130
   General and administrative                                            37,249           38,765            32,952
                                                                ---------------  ---------------   ---------------
                                                                         94,877          115,575           199,725
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $        54,118  $        39,484   $       (76,909)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Limited           General         Combining
                                                  Partners          Partners        Adjustment           Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                         $       619,257   $        19,056  $        41,240     $      679,553

Income (Loss)                                         (68,575)            6,232          (14,566)           (76,909)

Cash Distributions                                    (82,700)           (6,852)              --            (89,552)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                                 467,982            18,436           26,674            513,092
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                          35,205             8,908           (4,629)            39,484

Cash Distributions                                    (62,500)          (10,104)              --            (72,604)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                                 440,687            17,240           22,045            479,972
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                          49,594             8,514           (3,990)            54,118

Cash Distributions                                    (86,300)          (13,212)              --            (99,512)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1997                         $       403,981   $        12,542  $        18,055     $      434,578
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1995                                    $         (1.89)
                                              ===============
      1996                                    $           .97
                                              ===============
      1997                                    $          1.37
                                              ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                     1997             1996              1995
                                                                               ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                              $        54,118   $        39,484  $       (76,909)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      57,628            76,810          166,773
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (23,059)           22,530            3,301
        Increase (decrease) in accounts payable                                            535          (137,375)          10,629
                                                                               ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                   89,222             1,449          103,794
                                                                               ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (3,942)          (11,701)         (27,984)
    Proceeds from sales of nonoperating interests in oil and gas properties             14,300            82,918           13,808
                                                                               ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                   10,358            71,217          (14,176)
                                                                               ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (99,512)          (72,604)         (89,552)
                                                                               ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        68                62               66
                                                                               ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           1,268             1,206            1,140
                                                                               ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $         1,336   $         1,268  $         1,206
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective October 18, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-C, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $3,942. $11,701, and $27,984, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $67,130. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 resulting in valuation allowances of $58,215. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $88,279 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $90,779 was paid to Swift in 1988 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $23,151, $23,014, and $17,916, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

        The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $108,248, $143,472 and $53,916, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director