Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 1998-08-13
CIK 842787

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,360       $        1,336
              Nonoperating interests income receivable                                          8,053               27,957
                                                                                       ---------------     ----------------
                  Total Current Assets                                                          9,413               29,293
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,288,113            3,281,843
         Less-Accumulated amortization                                                     (2,891,230)          (2,872,092)
                                                                                       ---------------     ----------------
                                                                                              396,883              409,751
                                                                                       ---------------     ----------------
                                                                                       $      406,296       $      439,044
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       35,088       $        4,466
                                                                                       ---------------     ----------------

         Limited Partners' Capital (36,311.45 Limited Partnership Units;
                                   $100 per unit)                                             362,255              422,036
         General Partners' Capital                                                              8,953               12,542
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     371,208              434,578
                                                                                       ---------------     ----------------
                                                                                       $      406,296       $      439,044
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        18,031   $        21,748  $        27,498   $        78,010
   Interest income                                         18                16               24                21
                                              ---------------   ---------------  ---------------   ---------------
                                                       18,049            21,764           27,522            78,031
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        10,415            13,559           19,138            32,037
   General and administrative                           6,751             7,497           21,415            16,026
                                              ---------------   ---------------  ---------------   ---------------
                                                       17,166            21,056           40,553            48,063
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $           883   $           708  $       (13,031)  $        29,968
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .02   $           .02  $          (.36)  $           .83
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (13,031)         $        29,968
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      19,138                   32,037
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 19,904                   (9,033)
        Increase (decrease) in accounts payable                                         30,622                   (1,432)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               56,633                   51,540
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (6,270)                  (1,088)
    Proceeds from sales of nonoperating interests in oil and gas properties                 --                    3,135
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (6,270)                   2,047
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (50,339)                 (53,565)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        24                       22
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,336                    1,268
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,360          $         1,290
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $          316          $            --
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

       Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $56,633 and $51,540 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $50,339 and $53,565 for the six months ended June 30, 1998 and 1997, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 17 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $4,147 or 12 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 14 percent and oil production declined 31 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 27 percent or $4.56/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 12 percent or $.20/MCF when compared to second quarter 1997 prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 23 percent or $3,144 in 1998 compared to second quarter 1997, also related to the declines in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 71 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $56,220 or 53 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 30 percent or $.72/MCF and in oil prices of 32 percent or $6.17/BBL, had a significant impact on partnership performance. Also, current period gas and oil production declined 35 percent and 28 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

      Associated amortization expense decreased 40 percent or $12,899 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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


                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-B, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1998       By:        /s/ John R. Alden
          -------------                   --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          -------------                   --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer