Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-B LTD
filed 2000-05-15
CIK 842787

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------

                         Commission File Number 0-17724

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
             (Exact name of registrant as specified in its charter)

           Texas                                         76-0261807
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of organization)

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

Yes  X      No
   ------     ------

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE

      ITEM 1.    Financial Statements

            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                  3

            Balance Sheet

                - December 31, 1999                                               4

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999               5

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999               6

            Notes to Financial Statements                                         7

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         10

PART II.    OTHER INFORMATION                                                    12


SIGNATURES                                                                       13

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                   (Unaudited)

                                                                                 March 31,
                                                                                   2000
                                                                                ----------
ASSETS:
     Cash and cash equivalents                                                  $    1,503
     Nonoperating interests income receivable                                        3,461
     Nonoperating interests in oil and gas properties                              450,714
                                                                                ----------
          Total Assets                                                             455,678
                                                                                ----------


LIABILITIES:

     Accounts Payable                                                                5,483
                                                                                ----------
          Total Liabilities                                                          5,483
                                                                                ----------
     Net Assets in Process of Liquidation                                       $  450,195
                                                                                ==========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                                  BALANCE SHEET

                                                                                 December 31,
                                                                                    1999
                                                                                -------------
ASSETS:
Current Assets:
     Cash and cash equivalents                                                  $       1,484
     Nonoperating interests income receivable                                           1,370
                                                                                -------------
          Total Current Assets                                                          2,854
                                                                                -------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         3,265,445
Less-Accumulated amortization                                                      (2,965,987)
                                                                                -------------
                                                                                      299,458
                                                                                -------------
                                                                                $     302,312
                                                                                =============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                           $      14,129
                                                                                -------------

Limited Partners' Capital (36,311 Limited Partnership
                               Units; $100 per unit)                                  282,506
General Partners' Capital                                                               5,677
                                                                                -------------
         Total Partners' Capital                                                      288,183
                                                                                -------------
                                                                                $     302,312
                                                                                =============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                   2000            1999
                                                                                ----------      ---------
REVENUES:
     Income from nonoperating interests                                         $   29,018      $  14,784
     Interest income                                                                    20              6
                                                                                ----------      ---------
                                                                                    29,038         14,790
                                                                                ----------      -- ------

COSTS AND EXPENSES:
     Amortization                                                                    9,382          9,872
     General and administrative                                                     10,744          8,903
                                                                                ----------      ---------
                                                                                    20,126         18,775
                                                                                ----------      ---------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting                                         $    8,912      $  (3,985)
                                                                                ----------      ----------

Effect Of Adoption Of Liquidation
     Basis Of Accounting                                                           159,671             --
                                                                                ----------      ---------
Income (Loss)                                                                   $  168,583      $  (3,985)
                                                                                ==========      =========


Limited Partners' net income (loss)
     per unit

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting                                         $     0.20      $   (0.12)
                                                                                ==========      =========
    Effect of Adoption of Liquidation
     Basis of Accounting                                                        $     3.96             --
                                                                                ==========      =========
     Income (Loss)                                                              $     4.16      $   (0.12)
                                                                                ==========      =========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                          2000            1999
                                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                     $  168,583      $  (3,985)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting                          (159,671)            --
          Amortization                                                                      9,382          9,872
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable             (2,091)          (593)
               Increase (decrease) in accounts payable                                     (8,646)       (23,743)
                                                                                       ----------      ---------
          Net cash provided by (used in) operating activities                               7,557        (18,449)
                                                                                       ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                           (967)           (98)
     Proceeds from sales of nonoperating interests in oil and gas properties                   --         26,516
                                                                                       ----------      ---------
          Net cash provided by (used in) investing activities                                (967)        26,418
                                                                                       ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                        (6,571)        (7,963)
                                                                                       ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           19              6
                                                                                       ----------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            1,484          1,408
                                                                                       ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    1,503      $   1,414
                                                                                       ==========      =========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The limited partners of the Partnership approved the dissolution of the Partnership on March 30, 2000. As a result, the Partnership has changed its basis of accounting, effective March 31, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $159,671.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner informed the limited partners of a proposal to sell all of the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on March 30, 2000.

         Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $7,557 and $(18,449) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $26,516 for the three months ended March 31, 1999. Cash distributions totaled $6,571 and $7,963 for the three months ended March 31, 2000 and 1999, respectively.

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

      After sale of all its nonoperating interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      Income from nonoperating interests increased 96 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $14,252 or 64 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 100 percent or $12.00/BBL to an average of $23.98/BBL and gas prices increased 57 percent or $0.95/MCF to an average of $2.63/MCF for the quarter. Current quarter production volumes decreased 1 percent as oil production increased 38 percent and gas production declined 5 percent when compared to first quarter 1999 production volumes.

      Corresponding production costs per equivalent MCF increased 7 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 8 percent.

      Total amortization expense decreased 5 percent or $490 in 2000 compared to first quarter 1999.

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

      During 2000, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                              SWIFT ENERGY MANAGED PENSION
                                              ASSETS PARTNERSHIP 1988-B, LTD.
                                              (Registrant)

                                   By:        SWIFT ENERGY COMPANY
                                              Managing General Partner

Date:     May 8, 2000              By:        /s/ John R. Alden
          -----------                         ----------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     May 8, 2000              By:        /s/ Alton D. Heckaman, Jr.
          -----------                         ----------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer